Form 10-K/A
period 2005-06-30
Westpac Securitisation Mgt Pty Ltd Series 2005-1G WST Trust
filed 2006-09-29
CIK 1315954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-32944

Westpac Securitisation Management Pty Limited

In its capacity as trust manager of the Series 2005-1G WST Trust

Australian Business Number 45 097 216 751

(Exact name of registrant as specified in its charter)

New South Wales, Australia

(State or other jurisdiction of incorporation or organization)

98-0181944

(I.R.S. Employer Identification No.)

Level 20, 275 Kent Street, Sydney NSW 2000, Australia

(Address of principal executive offices) (Zip Code)

+612 8253 3589

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

The information required for some items in Form 10-K is “not applicable” to the Trust or the Trust Manager. As used in this Annual Report filed on Form 10-K, “not applicable” or “Not Applicable” means that the response to the referenced item is omitted in reliance on the procedures outlined in the numerous no-action letters issued by the Commission’s Staff with respect to substantially similar certificates and trusts that file annual reports on Form 10-K.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

EXPLANATORY STATEMENT

This annual report on Form 10-K/A amends and restates the following information in the registrant’s annual report on Form 10-K for the year ended June 30, 2005 which was filed on September 28, 2005.

AMENDMENT

In Exhibit 99.1, the Initial Subordinated Percentage is changed from 3.30% to 1.3863% and the Average Quarterly Percentage is changed from 0% to 0.11936%.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Westpac Securitisation Management Pty Limited
(Registrant)

Dated: September 29, 2006	By:	/s/ Peter Walden
	Name:	Peter Walden
	Title:	Director

	By:	/s/ Chris Bannister
	Name:	Chris Bannister
	Title:	Director

	By:	/s/ Curt Zuber
	Name:	Curt Zuber
	Title:	Director