Form 10-K
period 2006-06-30
Westpac Securitisation Mgt Pty Ltd Series 2005-1G WST Trust
filed 2006-09-29
CIK 1315954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

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

Page
Part I

- Item 1. Business
- Item 2. Properties
- Item 3. Legal Proceedings
- Item 4. Submission of Matters to a Vote of Security Holders

Part II

- Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
- Item 6. Selected Financial Data
- Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
- Item 7A. Quantitative and Qualitative Disclosures About Market Risk
- Item 8. Financial Statements and Supplementary Data
- Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Part III

- Item 10. Directors and Executive Officers of the Registrant
- Item 11. Executive Compensation
- Item 12. Security Ownership of Certain Beneficial Owners and Management
- Item 13. Certain Relationships and Related Transactions

Part IV

- Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

PART I

Item 1. Business.

This Annual Report on Form 10-K relates to the Series 2005-1G WST Trust (the “Trust”),the Class A1 Mortgage Backed Floating Rate Notes (the “Class A1 Notes”) issued pursuant to the Note Trust Deed dated as of February 4, 2005, between Westpac Securities Administration Limited as trustee (the “Issuer Trustee”); Westpac Securitisation Management Pty Limited (the “Trust Manager”) as trust manager; and Deutsche Bank Trust Company Americas, as Principal Paying Agent and the Class A2 and Class B Mortgage Backed Floating Rate Notes (together with the Class A1 Notes, the “Notes”). Capitalised terms used in this Form 10-K and not defined have the same meanings ascribed to such terms in the Prospectus for the above-referenced Class A1 Notes. The only business of the Trust is the collection and distribution of payments on the residential mortgage loans in the manner described in the Registration Statement on Form S-3 (File No.333-32944) (the “Registration Statement”). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

Item 2. Properties

The Registrant and the Trust do not have any physical properties. Accordingly, this item is not applicable.

Item 3. Legal Proceedings.

The Registrant knows of no material legal proceedings involving the Trust, the Registrant, the Registrant’s subsidiaries, or the Issuer Trustee, nor any material legal proceedings involving the Registrant’s or Trust’s property.

Item 4. Submission of Matters to a Vote of Security Holders

No votes or consents of Noteholders were solicited during the fiscal year for any purpose.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Notes are not traded on any nationally recognised exchange in the United States. Since the Trust pays no dividends with respect to the Notes, the information required by Item 201 of Regulation S-K regarding dividends is inapplicable to the Trust. See Exhibit 99.1 for information with respect to distributions to Noteholders.

Item 6. Selected Financial Data.

The regular quarterly Noteholders Reports, which are required to be included with each quarterly distribution of the Trust’s assets to Noteholders, set forth for the prior quarters, all of the relevant financial information required by the Note Trust Deed to be reported to Noteholders. The Noteholders Reports for the Payment Dates in September 2005, December 2005, March 2006 and June 2006 are consolidated herein as Exhibit No. 99.1. The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Because of the limited business activity of the Trust, the presentation of Management’s Discussion and Analysis of Financial Condition and Results of Operations, as otherwise required by Item 303 of Regulation S-K, would not be meaningful. All relevant information is contained in the Noteholders Report (filed under Current Reports on Form 8-K) as described above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Currency Exchange Control Risk Interest and principal payments to holders of Class A1 Notes are paid in United States dollars (“U.S. dollars”). However payments on the Housing Loans are received by the Issuer Trustee, in Australian dollars, in Australia (the “Collections”). Pursuant to a swap agreement (the “Swap Agreement”) the Issuer Trustee is required to pay a portion of the Collections to a swap counterparty (the “Currency Swap Provider”) who in turn pays, at the direction of the Issuer Trustee, U.S. dollars to the Paying Agent for payment on to Noteholders, (the “Currency Swap”). It is possible that in the future Australia may impose exchange controls that affect the availability of Australian dollar payments for making payments under the Currency Swap. The holders of the Class A1 Notes will bear the risk of the imposition of foreign exchange controls by the Australian government that impact upon the Issuer Trustee’s ability to exchange the Collections for U.S. dollars. The Issuer Trustee has no control over such risk, which will generally be affected by economic and political events in Australia. If the Issuer Trustee does not pay some or all of the amount in Australian dollars which it is required to pay the Currency Swap Provider under the Currency Swap, the Currency Swap Provider is only required to pay the U.S. dollar equivalent of the amounts it actually receives. In such event, it is unlikely that the Trust would have sufficient U.S. dollars to make the payments due on the Class A1 Notes.

Australian laws control and regulate or permit the control and regulation of a broad range of payments and transactions involving non-residents of Australia .The Trust, pursuant to a number of exemptions, authorities and approvals, is not restricted from transferring funds from Australia or placing funds to the credit of non-residents of Australia subject to the following limitations:

a. withholding taxes in relation to remittances or dividends (to the extent they are unfranked) and interest payments;

b. a restriction on buying, borrowing, selling, lending or exchanging foreign currency where the transaction relates to property, securities or funds:

(i) owned or controlled directly or indirectly by, or otherwise relating to payments that are greater than $100,000 by or on behalf of:

•	the Embassy of the Federal Republic of Yugoslavia;

•	the Consulate-General of the Federal Republic of Yugoslavia; and

•	the National Bank of Yugoslavia;

(ii) owned or controlled by, or otherwise relating to payments, directly or indirectly, to or for the benefit of:

•	certain persons including supporters of the former Milosevic regime; and

•	ministers and senior officials of the Government of Zimbabwe;

c. accounts of persons identified as being associated with terrorism such as the Taliban, Osama bin Laden, a member of the Al-Qaeda organization and a person or entity named in paragraph 1(a), (b) or (c) of the United Nations Security Council Resolution 1390 (2002) remain frozen, and transactions with these persons and entities prohibited, under Regulation 6A of the Charter of the United Nations (Terrorism and Dealings with Assets) Regulations 2002, made under the Charter of the United Nations Act 1945;

d. a prohibition on:

(i) using or dealing with an asset owned or controlled directly or indirectly by a person or entity mentioned in paragraph 1(c) of the United Nations Security Council Resolution 1373 (2001) or paragraph 23(b)of the United Nations Security Council Resolution 1483 (2003), or allowing or facilitating the use of dealing with such an asset; and

(ii) making an asset available to a person or entity mentioned in paragraph 1(c) of the United Nations Security Council Resolution 1373 (2001) of paragraph 23(b) of the United Nations Security Council Resolution 1483 (2003), Unless otherwise authorized by the Australian government. In relation to the restrictions referred to in paragraph (ii) above, the Reserve Bank of Australia may approve certain transactions in circumstances it deems appropriate.

Currency Exchange Risk.

Interest and principal on the Class A1 Notes are payable in U.S. dollars and the Trust’s primary source for funding its payments on the Class A1 Notes is its Collections on the Housing Loans, which will be sourced in Australian dollars. If the Currency Swap Provider was to fail to perform under the Currency Swap or was to be discharged from such performance because of a default thereunder by the Trust, the Trust might have to exchange its Australian dollars for U.S. dollars at an exchange rate that is less favourable to the Trust than when the Currency Swap was entered into and might therefore not have sufficient U.S. dollars to make timely payments on the Class A1 Notes, even though the delinquency and loss experience on the Housing Loans may be acceptable.

Item 8. Financial Statements and Supplementary Data

As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the Notes are essentially “pass-through” securities, the Trust will have “income” only in the limited sense of collecting payments on the residential mortgage loans and receiving any net payments under the interest rate swaps. The only material items of “expense” for the Trust will be the amounts paid as servicing compensation and potentially certain payments relating to any credit enhancement facilities. The Noteholders Report (filed under Current Reports on Form 8-K) provides complete information on the amounts of the “income” and “expenses” of the Trust.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A1 Notes or Class A2 Notes or Class B Notes; (ii) the principal amount of the Class of Notes owned by each, if known, and (iii) the percent that the principal amount of the Class of Notes owned represents of the outstanding principal amount of the Class of Notes. The information set forth in the table is based upon information obtained by the Trust Manager from the Trustee and from The Depository Trust Company as of June 30, 2006. The Trust Manager is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

Amount Owned

All dollar amounts are

in thousands

Name and Address

  Principal

  Percent

Class A1 Noteholders

Bank of New York

One Wall Street

New York, NY 10286

$245,077

37.61%

JPMorgan Chase Bank

14201 Dallas Pkwy

Dallas, Tx 75254

$116,724

17.91%

State Street Bank and Trust Company

1776 Heritage Drive

Quincy, Ma 02171

$138,177

21.20%

SEI PRIVAT

1 FREEDOM VALLEY DRIVE

OAKS PA 19456

$56,278

8.64%

ML SFKPG

4 CORPORATE PLACE

PISCATAWAY

NJ 08854

$44,430

6.82%

Class A2 Noteholders

ANZ NOMINEES LIMITED

GPO BOX 1406M

MELBOURNE VIC 3001

AUSTRALIA

$160,244 AUD

54.10%

WESTPAC CUSTODIAN NOMINEES LIMITED

50 PITT STREET

SYDNEY NSW 2000

AUSTRALIA

$47,392 AUD

16.00%

JP MORGAN CHASE

Level 26, Grosvenor Place

225 George Street

SYDNEY NSW 2000

AUSTRALIA

$29,620 AUD

10.00%

NATIONAL NOMINEES LIMITED

GPO BOX 1406M

MELBOURNE VIC 3001

AUSTRALIA

$26,006 AUD

8.78%

Class B Noteholders

State Street Capital Pty Limited

Level 38

88 Phillip Street

Sydney NSW Australia 2000

$21,285 AUD

100.00%

Item 13. Certain Relationships and Related Transactions

The Registrant received Trust Manager Fee payments from the Trust in accordance with the terms of the Master Trust Deed and the Series Notice.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) (1) and (2):

Incorporated herein as Exhibit 31 is the Civil Certification from Principal Financial Officer. Consolidated totals of the Noteholders Reports to the Trust for the fiscal year ended June 30, 2006, copies of the Independent Auditors Annual Servicer Compliance Certificate, Westpac Banking Corporation’s Officers Certificate of Compliance and the Custodial Audit report are attached hereto and are incorporated herein by reference as Exhibit No. 99.1, Exhibit No.99.2, Exhibit No. 99.3 and Exhibit No. 99.4, respectively.

(a) (3) EXHIBITS

Designation	Description	Method of Filing
Exhibit 31	Section 302 Certification	31

Exhibit 99.1	Aggregate Totals for Fiscal Year	99.1

Exhibit 99.2	Independent Auditors Annual servicer compliance Certificate	99.2

Exhibit 99.3	Officers Certificate of Compliance	99.3

Exhibit 99.4	Custodial Services Audit report	99.4

(b) For September 23, 2005, December 23, 2005, March 23, 2006 and June 23, 2006 reports on Form 8-K were filed by the Registrant in order to provide the statements for quarterly distributions to the noteholders. No other reports on Form 8-K have been filed during the last fiscal year covered by this report.

Documents incorporated by reference

Form 8-K for the September 23, 2005 Payment Date

Form 8-K for the December 23, 2005 Payment Date

Form 8-K for the March 23, 2006 Payment Date

Form 8-K for the June 23, 2006 Payment Date