Form 10-K
period 2006-09-30
Westpac Securitisation Mgt Pty Ltd Series 2005-1G WST Trust
filed 2006-12-19
CIK 1315954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period July 1 to September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Part I

• Item 1.	Business
• Item 2.	Properties
• Item 3.	Legal Proceedings
• Item 4.	Submission of Matters to a Vote of Security Holders

Part II

• Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
• Item 6.	Selected Financial Data
• Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
• Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
• Item 8.	Financial Statements and Supplementary Data
• Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Part III

• Item 10.	Directors and Executive Officers of the Registrant
• Item 11.	Executive Compensation
• Item 12.	Security Ownership of Certain Beneficial Owners and Management
• Item 13.	Certain Relationships and Related Transactions

Part IV

• Item 14.	Exhibits, Financial Statement Schedules, and Report on Form 8-K

PART I

Item 1. Business.

This Report for period July 1 to September 30, 2006 on Form 10-K relates to the Series 2005-1G WST Trust (the “Trust”), the Class A1 Mortgage Backed Floating Rate Notes (the “Class A1 Notes”) issued pursuant to the Note Trust Deed dated as of February 4, 2005, between Westpac Securities Administration Limited as trustee (the “Issuer Trustee”); Westpac Securitisation Management Pty Limited (the “Trust Manager”) as trust manager; and Deutsche Bank Trust Company Americas, as Principal Paying Agent and the Class A2 and Class B Mortgage Backed Floating Rate Notes (together with the Class A1 Notes, the “Notes”). Capitalised terms used in this Form 10-K and not defined have the same meanings ascribed to such terms in the Prospectus for the above-referenced Class A1 Notes. The only business of the Trust is the collection and distribution of payments on the residential mortgage loans in the manner described in the Registration Statement on Form S-3 (File No.333-32944) (the “Registration Statement”). Accordingly, there is no relevant information to report in response to Item 101 of Regulation S-K.

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

Item 4. Submission of Matters to a Vote of Security Holders

No votes or consents of Noteholders were solicited during the period July 1 to September 30, 2006 for any purpose.

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

Item 6. Selected Financial Data.

The regular quarterly Noteholders Reports, which are required to be included with each quarterly distribution of the Trust’s assets to Noteholders, set forth for the prior quarters, all of the relevant financial information required by the Note Trust Deed to be reported to Noteholders. The Noteholders Report for the Payment Date in September 2006 is herein as Exhibit No. 99.1. The foregoing presents all relevant financial information relating to the Trust. Because of the limited business activity of the Trust, the Selected Financial Data specified in Item 301 of Regulation S-K would not provide any meaningful additional information.

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

d. a prohibition on:

(i) using or dealing with an asset owned or controlled directly or indirectly by a person or entity mentioned in paragraph 1(c) of the United Nations Security Council Resolution 1373 (2001) or paragraph 23(b) of the United Nations Security Council Resolution 1483 (2003), or allowing or facilitating the use of dealing with such an asset; and

(ii) making an asset available to a person or entity mentioned in paragraph 1(c) of the United Nations Security Council Resolution 1373 (2001) of paragraph 23(b) of the United Nations Security Council Resolution 1483 (2003), unlessotherwise authorized by the Australian government. In relation to the restrictions referred to in paragraph (ii) above, the Reserve Bank of Australia may approve certain transactions in circumstances it deems appropriate.

Currency Exchange Risk.

Interest and principal on the Class A1 Notes are payable in U.S. dollars and the Trust’s primary source for funding its payments on the Class A1 Notes is its Collections on the Housing Loans, which will be sourced in Australian dollars. If the Currency Swap Provider was to fail to perform under the Currency Swap or was to be discharged from such performance because of a default there under by the Trust, the Trust might have to exchange its Australian dollars for U.S. dollars at an exchange rate that is less favourable to the Trust than when the Currency Swap was entered into and might therefore not have sufficient U.S. dollars to make timely payments on the Class A1 Notes, even though the delinquency and loss experience on the Housing Loans may be acceptable.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Class A1 Notes or Class A2 Notes or Class B Notes; (ii) the principal amount of the Class of Notes owned by each, if known, and (iii) the percent that the principal amount of the Class of Notes owned represents of the outstanding principal amount of the Class of Notes. The information set forth in the table is based upon information obtained by the Trust Manager from the Trustee and from The Depository Trust Company as of September 30, 2006. The Trust Manager is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

Amount Owned

All dollar amounts are in thousands

Name and Address

Principal

Percent

Class A1 Noteholders

Bank of New York

One Wall Street

New York, NY 10286

$222,657

37.61%

JPMorgan Chase Bank

14201 Dallas Pkwy

Dallas, Tx 75254

$101,955

17.22%

State Street Bank and Trust Company

1776 Heritage Drive

Quincy, Ma 02171

$126,344

21.34%

SEI PRIVAT

1 FREEDOM VALLEY DRIVE

OAKS PA 19456

$51,129

8.64%

ML SFKPG

4 CORPORATE PLACE

PISCATAWAY

NJ 08854

$40,365

6.82%

Class A2 Noteholders

ANZ NOMINEES LIMITED

GPO BOX 1406M

MELBOURNE VIC 3001

AUSTRALIA

$26,103 AUD

9.70%

WESTPAC CUSTODIAN NOMINEES LIMITED

50 PITT STREET

SYDNEY NSW 2000

AUSTRALIA

$43,056 AUD

16.00%

JP MORGAN CHASE

Level 26, Grosvenor Place

225 George Street

SYDNEY NSW 2000

AUSTRALIA

$26,910 AUD

10.00%

JP MORGAN NOMINEES LIMITED

259 George Street, Sydney

NSW 2000

AUSTRALIA

$17,222 AUD

6.40%

SCCIETE GENERALE

Level 21, 400 George Street,

Sydney NSW 2000, Australia

$93,648 AUD

34.80%

TASMANIA PUBLIC FINANCE CORPORATION

GPO Box 1207, Hobart Tasmania 7001

Australia

$26,372 AUD

9.80%

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (a) (1) and (2):

Incorporated herein as Exhibit 31 is the Civil Certification from Principal Financial Officer. Total of the Noteholders Reports to the Trust for the period July 1 to September 30, 2006, copies of the Independent Auditors Annual Servicer Compliance Certificate, Westpac Banking Corporation’s Officers Certificate of Compliance and the Custodial Audit report are attached hereto and are incorporated herein by reference as Exhibit No. 99.1, Exhibit No.99.2, Exhibit No. 99.3 and Exhibit No. 99.4, respectively.

(a) (3) EXHIBITS

Designation	Description	Method of Filing
Exhibit 31	Section 302 Certification	31

Exhibit 99.1	Aggregate Totals for Fiscal Year	99.1

Exhibit 99.2	Independent Auditors Annual servicer compliance Certificate	99.2

Exhibit 99.3	Officers Certificate of Compliance	99.3

Exhibit 99.4	Custodial Services Audit report	99.4

(b) On September 25, 2006 a report on Form 8-K was filed by the Registrant in order to provide the statements for quarterly distributions to the noteholders. No other reports on Form 8-K have been filed during the period covered by this report.

Document incorporated by reference Form 8-K for the September 25, 2006 Payment Date